Form 10-Q
period 2002-06-30
ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND LINES INC; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; VERMONT TRANSIT CO INC; GLI HOLDING CO
filed 2002-08-14
CIK 1041393, 813040, 1041401, 1041400, 1041398, 1041396, 1041402, 813041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
                                                    ----    ----

                         Commission file number 1-10841

                              GREYHOUND LINES, INC.
              and its Subsidiaries identified in Footnote (1) below
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     86-0572343
       (State or other jurisdiction of                       (I.R.S. employer
        incorporation or organization)                      identification no.)

      15110 N. DALLAS PARKWAY, SUITE 600
                 DALLAS, TEXAS                                     75248
   (Address of principal executive offices)                     (Zip code)

                                 (972) 789-7000
              (Registrant's telephone number, including area code)

                                      NONE
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   X                                             NO
                  -----                                              -----


     As of August 9, 2002, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER    JURISDICTION
                                                              COMMISSION             IDENTIFICATION         OF
NAME                                                            FILE NO.                  NO.             INCORP.
----                                                          -----------           ---------------    ------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware
802 Commerce Street, 3rd Floor
Dallas, Texas 75201
(214) 849-8616

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of June 30, 2002, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:
            Interim Consolidated Statements of Financial Position as of
               June 30, 2002 (Unaudited) and December 31, 2001........................       5
            Interim Consolidated Statements of Operations for the Three and
               Six months Ended June 30, 2002 and 2001 (Unaudited)....................       6
            Condensed Interim Consolidated Statements of Cash Flows for the
               Six months Ended June 30, 2002 and 2001 (Unaudited)....................       7
            Notes to Interim Consolidated Financial Statements (Unaudited)............       8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................      12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................      16

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders.........................      17

  Item 6. Exhibits and Reports on Form 8-K............................................      17


SIGNATURES   .........................................................................      18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002             2001
                                                                                      -------------    -------------
                                                                                       (UNAUDITED)
Current Assets
    Cash and cash equivalents .....................................................   $       8,062    $      20,913
    Accounts receivable, less allowance for doubtful accounts of $1,073 and $915  .          62,456           59,977
    Inventories, less allowance for shrinkage of $276 and $177  ...................           9,140            8,409
    Prepaid expenses ..............................................................           6,020            7,158
    Current portion of deferred tax assets ........................................          16,721           12,238
    Other current assets ..........................................................           3,827            2,154
                                                                                      -------------    -------------
         Total Current Assets .....................................................         106,226          110,849
Property, plant and equipment, net of accumulated depreciation of $238,769
     and $229,502 .................................................................         408,248          412,027
Investments in unconsolidated affiliates ..........................................          16,231           15,896
Deferred income taxes .............................................................          50,530           48,609
Insurance and security deposits ...................................................          29,373           29,142
Goodwill ..........................................................................           3,040           43,087
Intangible assets, net of accumulated amortization of $37,897 and $34,487 .........          28,031           28,847
                                                                                      -------------    -------------
         Total Assets .............................................................   $     641,679    $     688,457
                                                                                      =============    =============

Current Liabilities
    Accounts payable ..............................................................   $      28,559    $      24,638
    Accrued liabilities ...........................................................          63,517           66,961
    Rents payable .................................................................          12,950           11,839
    Unredeemed tickets ............................................................          12,830           12,001
    Current portion of claims liability ...........................................          12,809            2,935
    Current maturities of long-term debt ..........................................          11,500            7,975
                                                                                      -------------    -------------
         Total Current Liabilities ................................................         142,165          126,349
Pension obligation ................................................................          48,860           46,432
Claims liability ..................................................................          27,603           18,615
Long-term debt, net ...............................................................         249,893          272,591
Minority interests ................................................................           4,774            6,166
Other liabilities .................................................................          28,951           30,385
                                                                                      -------------    -------------
         Total Liabilities ........................................................         502,246          500,538
                                                                                      -------------    -------------

Stockholder's Equity
    Common stock (1,000 shares authorized; par value $.01; 587 shares issued) .....              --               --
    Capital in excess of par value ................................................         320,391          320,391
    Retained deficit ..............................................................        (128,023)         (79,003)
    Accumulated other comprehensive loss, net of tax benefit of
      $28,503 and $28,791 .........................................................         (52,935)         (53,469)
                                                                                      -------------    -------------
         Total Stockholder's Equity ...............................................         139,433          187,919
                                                                                      -------------    -------------
         Total Liabilities and Stockholder's Equity ...............................   $     641,679    $     688,457
                                                                                      =============    =============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                         2002            2001           2002            2001
                                                      ------------    ------------   ------------    ------------
                                                               (Unaudited)                      (Unaudited)
OPERATING REVENUES
      Passenger services ..........................   $    208,366    $    223,629   $    392,311    $    415,252
      Package express .............................         10,024          10,398         19,492          20,319
      Food services ...............................         10,659          11,024         20,477          21,000
      Other operating revenues ....................         20,915          19,887         40,018          37,064
                                                      ------------    ------------   ------------    ------------
          Total Operating Revenues ................        249,964         264,938        472,298         493,635
                                                      ------------    ------------   ------------    ------------

OPERATING EXPENSES
      Maintenance .................................         25,229          25,196         49,668          49,769
      Transportation ..............................         62,510          66,312        118,484         128,871
      Agents' commissions and station costs .......         45,265          47,456         88,573          92,547
      Marketing, advertising and traffic ..........          8,758           9,701         13,639          18,399
      Insurance and safety ........................         19,882          14,261         36,103          26,438
      General and administrative ..................         31,492          37,944         64,125          69,755
      Depreciation and amortization ...............         12,432          11,873         24,808          23,203
      Operating taxes and licenses ................         15,635          16,084         30,354          31,377
      Operating rents .............................         20,224          12,757         39,839          33,284
      Cost of goods sold - food services ..........          6,991           7,488         13,538          14,439
      Other operating expenses ....................            736             988          1,347           2,687
                                                      ------------    ------------   ------------    ------------
          Total Operating Expenses ................        249,154         250,060        480,478         490,769
                                                      ------------    ------------   ------------    ------------

Operating Income (Loss) ...........................            810          14,878         (8,180)          2,866
Interest Expense ..................................          6,702           7,651         13,511          14,963
                                                      ------------    ------------   ------------    ------------
Income (Loss) Before Income Taxes, Minority
   Interests and Cumulative Effect of Accounting
   Change .........................................         (5,892)          7,227        (21,691)        (12,097)
Income Tax Provision (Benefit) ....................            804           3,087         (8,676)         (5,353)
Minority Interests ................................           (465)            154         (1,559)             26
                                                      ------------    ------------   ------------    ------------
Income (Loss) Before Cumulative Effect
   of Accounting Change ...........................         (6,231)          3,986        (11,456)         (6,770)
Cumulative Effect of a Change in Accounting
   for Goodwill, net of tax (Note 2) ..............             --              --        (37,564)             --
                                                      ------------    ------------   ------------    ------------
Net Income (Loss) .................................   $     (6,231)   $      3,986   $    (49,020)   $     (6,770)
                                                      ============    ============   ============    ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   2002             2001
                                                               -------------    -------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .................................................   $     (49,020)   $      (6,770)
  Cumulative effect of accounting change ...................          37,564               --
  Non-cash expenses and gains included in net loss .........          20,296           23,170
  Net change in certain operating assets and liabilities ...          16,536          (11,505)
                                                               -------------    -------------
    Net cash provided by operating activities ..............          25,376            4,895
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .....................................         (24,314)         (16,565)
  Proceeds from assets sold ................................           6,001              546
  Payments for business acquisitions, net of cash acquired .              --           (1,320)
  Other investing activities ...............................             161             (383)
                                                               -------------    -------------
    Net cash used for investing activities .................         (18,152)         (17,722)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations ...........          (4,731)          (3,291)
  Redemption of preferred stock ............................              --           (3,497)
  Payment of quarterly preferred dividends .................              --              (43)
  Redemption 81/2% debentures ..............................             (45)              --
  Proceeds from equipment borrowing ........................              --            7,850
  Net change in revolving credit facility ..................         (15,299)          11,053
                                                               -------------    -------------
    Net cash provided by (used for) financing activities ...         (20,075)          12,072
                                                               -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................         (12,851)            (755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............          20,913           10,206
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................   $       8,062    $       9,451
                                                               =============    =============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 2002 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2001. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three and six months ended June 30, 2002 and 2001, the Company's comprehensive income
(loss) approximated its net income (loss).

On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly owned subsidiary of Laidlaw (the "Merger"). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

On June 28, 2001, as part of a financial restructuring, Laidlaw USA, Inc., Laidlaw Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transporation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178.

Laidlaw is the ultimate parent company of Greyhound. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

The reorganization filings and proceedings do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

In July 2002, the Company amended the Revolving Credit Facility to extend the maturity date one year, to October 24, 2004.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets" and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilizes both a discounted cash flow methodology as well as the implied values of comparable companies. This methodology differs from the Company's previous accounting policy, which used undiscounted cash flows to determine possible impairment.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The Company recently completed the initial impairment assessment as required by SFAS 142 and has determined that the carrying value of its Bus Operations reporting unit exceeded that unit's fair value. As a result, effective to the first quarter of 2002, the Company recorded a non-cash charge of $40.0 million ($37.6 million after tax) as a cumulative effect of a change in accounting for goodwill. The Company's remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value.

In connection with adopting SFAS 142 the Company reassessed the useful lives and classification of its identifiable intangible assets and, with the exception of the useful life of trademarks, determined that the useful lives and classifications continue to be appropriate. Trademarks, which had previously been amortized over a fifteen year life, are now considered to have an indefinite life and are no longer amortized. During the first quarter of 2002 the Company completed an impairment test on its trademarks as required by SFAS 142 which did not result in an impairment charge. The trademarks will be subjected to an impairment test in the future at least annually.

The following table provides information relating to the Company's amortized and unamortized intangible assets as of June 30, 2002 and December 31, 2001 (in thousands):

                                             JUNE 30, 2002                  DECEMBER 31, 2001
                                     -------------------------------   -------------------------------
                                                        ACCUMULATED                       ACCUMULATED
                                         COST          AMORTIZATION        COST          AMORTIZATION
                                     --------------   --------------   --------------   --------------
    Amortized intangible assets:
    Software                         $       48,734   $       29,294   $       46,070   $       27,154
    Debt issuance costs                       9,757            5,829            9,758            4,825
    Deferred lease costs                      3,847            2,630            3,847            2,357
    Other                                       277              144              346              151
                                     --------------   --------------   --------------   --------------
    Total                            $       62,615   $       37,897   $       60,021   $       34,487
                                     ==============   ==============   ==============   ==============

    Unamortized intangible assets:
    Trademark                        $        3,313                    $        3,313

Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $1.9 million and $3.5 million, respectively. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2002 and the four succeeding years are as follows: $7.0 million (2002); $6.2 million (2003); $4.4 million
(2004); $3.8 million (2005) and $2.8 million (2006).

Actual results of operations for the three and six months ended June 30, 2002 and proforma results of operations for the three and six months ended June 30, 2001 had the Company applied the provisions of SFAS 142 in that period is as follows (in thousands):

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                              JUNE 30                         JUNE 30
                                  ------------------------------   ------------------------------
                                      2002             2001            2002             2001
                                  -------------    -------------   -------------    -------------
    Reported Net Income (Loss)    $      (6,231)   $       3,986   $     (49,020)   $      (6,770)

    Add: goodwill and trademark
      amortization, net of tax               --              520              --            1,040

                                  -------------    -------------   -------------    -------------
    Adjusted Net Income (Loss)    $      (6,231)   $       4,506   $     (49,020)   $      (5,730)
                                  =============    =============   =============    =============

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


3.  RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2002 the Company sold buses to Greyhound Canada Transportation Corp. ("GCTC"), an affiliated company owned by Laidlaw, which resulted in a recorded gain of $0.3 million on gross proceeds from the sale of approximately $5.7 million.

The Company makes available to Hotard Coaches, Inc. ("Hotard"), an affiliated company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $3.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2002 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At June 30, 2002, outstanding borrowings were $2.9 million.

Included in accounts receivable on the Company's Consolidated Statements of Financial Position at June 30, 2002, are amounts due from Laidlaw of $1.6 million, amounts due from GCTC of $0.7 million and $2.9 million due from Hotard for outstanding borrowings under their revolving credit facility with the Company.

4.  MATERIAL CONTINGENCIES

GOLDEN STATE INDICTMENT

In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses. On July 2, 2002, the restraining order was lifted entirely as to Golden State's bank accounts and future cash receipts.

Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

Greyhound has a 51.4% ownership interest in Golden State and, at June 30, 2002, the Company's investment in Golden State totaled $2.5 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses and the Company has a receivable of approximately $1.0 million due from Golden State. As of the date of this report these buses are subject to $12.1 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


4.  MATERIAL CONTINGENCIES (CONTINUED)

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $73 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $91 million, while a 10% return results in estimated contributions over the next five years of $64 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's operating cash flows are also seasonal with a disproportionate amount of the Company's annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company's quarterly results of operations.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 2002 and 2001:

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                       2002              2001             2002              2001
                                                   -------------     -------------    -------------     -------------
     Operating Revenues
       Passenger services .....................             83.3%             84.4%            83.1%             84.1%
       Package Express ........................              4.0               3.9              4.1               4.1
       Food services ..........................              4.3               4.2              4.3               4.3
       Other operating revenues ...............              8.4               7.5              8.5               7.5
                                                   -------------     -------------    -------------     -------------
         Total Operating Revenues .............            100.0             100.0            100.0             100.0
                                                   -------------     -------------    -------------     -------------

     Operating Expenses
       Maintenance ............................             10.1               9.5             10.5              10.1
       Transportation .........................             25.0              25.0             25.1              26.1
       Agents' commissions and station costs ..             18.1              17.9             18.8              18.7
       Marketing, advertising and traffic .....              3.5               3.7              2.9               3.7
       Insurance and safety ...................              7.9               5.4              7.6               5.4
       General and administrative .............             12.6              14.3             13.6              14.1
       Depreciation and amortization ..........              5.0               4.5              5.2               4.7
       Operating taxes and licenses ...........              6.3               6.1              6.4               6.4
       Operating rents ........................              8.1               4.8              8.4               6.7
       Cost of goods sold - food services .....              2.8               2.8              2.9               3.0
       Other operating expenses ...............              0.3               0.4              0.3               0.5
                                                   -------------     -------------    -------------     -------------
         Total Operating Expenses .............             99.7              94.4            101.7              99.4
                                                   -------------     -------------    -------------     -------------

     Operating Income (Loss) ..................              0.3               5.6             (1.7)              0.6
     Interest Expense .........................              2.7               2.9              2.9               3.1
                                                   -------------     -------------    -------------     -------------
     Income (Loss) Before Income Taxes ........             (2.4)              2.7             (4.6)             (2.5)
     Income Tax Provision (Benefit) ...........              0.3               1.1             (1.9)             (1.1)
     Minority Interests .......................             (0.2)              0.1             (0.3)              0.0
                                                   -------------     -------------    -------------     -------------
     Income (Loss) Before Cumulative Effect
        of Accounting Change ..................             (2.5)              1.5             (2.4)             (1.4)
     Cumulative Effect of a Change in
        Accounting for Goodwill, net of Tax ...               --                --             (8.0)               --
                                                   -------------     -------------    -------------     -------------
     Net Income (Loss) ........................             (2.5)              1.5            (10.4)             (1.4)
                                                   =============     =============    =============     =============

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 2002 and 2001. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                       2002          2001        % CHANGE        2002           2001        % CHANGE
                                    ----------    ----------    ----------     ----------    ----------    ----------
Regular Service Miles (000's) ...       84,297        88,234          (4.5%)      162,427       168,171          (3.4%)
Total Bus Miles (000's) .........       86,792        91,062          (4.7%)      167,204       173,325          (3.5%)
Passenger Miles (000's) .........    2,190,769     2,284,856          (4.1%)    4,159,131     4,277,907          (2.8%)
Passengers Carried (000's) ......        5,680         6,387         (11.1%)       11,043        12,120          (8.9%)
Average Trip Length (passenger
 miles / passengers carried) ....          386           358           7.8%           377           353           6.8%
Load (avg number of passengers
 per regular service mile) ......         26.0          25.9           0.4%          25.6          25.4           0.8%
Load Factor (% of available
 seats filled) ..................         51.7%         51.9%         (0.4%)         50.9%         51.0%         (0.2%)
Yield (regular route revenue /
 passenger miles) ...............   $   0.0951    $   0.0979          (2.9%)   $   0.0943    $   0.0971          (2.9%)
Total Revenue Per Total Bus Mile    $    2.880    $    2.909          (1.0%)   $    2.825    $    2.848          (0.8%)
Cost Per Total Bus Mile:
  Maintenance ...................   $    0.291    $    0.277           5.1%    $    0.297    $    0.287           3.5%
  Transportation ................   $    0.720    $    0.728          (1.1%)   $    0.709    $    0.744          (4.7%)

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIODS IN 2001

Operating Revenues. Total operating revenues decreased $15.0 million, down 5.7%, and $21.3 million, down 4.3% for the three and six months ended June 30, 2002, compared to the same periods in 2001.

Passenger services revenues decreased $15.3 million, down 6.8%, and $22.9 million, down 5.5%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. Subsequent to the events of September 11, 2001, and continuing through the second quarter of 2002, the Company has experienced significant declines in its short haul markets (450 miles and less), while long haul travel (over 450 miles) has increased. Although long haul passenger traffic continues to grow, the declines in short haul passengers have more than offset long haul traffic gains resulting in a 4.1% and 2.8% decline in passenger miles during the three and six months ended June 30, 2002, respectively. Additionally, the change in passenger mix has resulted in an increase in average trip length of 7.8% and 6.8% during the three and six months ended June 30, 2002, respectively. Because longer trips produce lower revenue per mile, the change in passenger mix has also resulted in a 2.9% decline in yield. Second quarter 2002 passenger revenue declines exceed first quarter declines due to the calendar placement of Easter (which occurred in the first quarter of 2002 as compared to the second quarter of 2001).

Package express revenues decreased $0.4 million, down 3.6%, and $0.8 million, down 4.1%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which has more than offset growth in the Company's same day delivery product and freight forwarding services.

Food services revenues decreased $0.4 million, down 3.3%, and $0.5 million, down 2.5%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. Food services revenues decreased over the prior year due primarily to the declines in passenger miles, offset somewhat by product price increases.

Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and services, increased $1.0 million, up 5.2%, and $3.0 million, up 8.0%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The increase is principally due to increased charter services and government provided route subsidies, offset somewhat by decreases in our "meet and greet" service provided to cruise lines.

Operating Expenses. Total operating expenses decreased $0.9 million, down 0.4%, and $10.3 million, down 2.1%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The decrease is attributable to a 4.7% decrease in bus miles during the three months ended June 30, 2002 and a 3.5% decrease in bus miles operated for the six months ended June 30, 2002. In addition, the Company experienced decreases in fuel cost, driver training and hiring costs, marketing costs, incentive costs and ticket and express commissions due to lower sales, offset somewhat by increases in insurance, employee benefits costs and operating rents, when compared with the same periods in 2001.

Maintenance costs were essentially flat for the three and six months ended June 30, 2002, compared to the same periods in 2001. On a per mile basis, maintenance cost increased 5.1% and 3.5%, for the three and six months ended June 30, 2002, due to a higher average fleet age, fewer buses under warranty and increased material and labor related to accident repairs.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $3.8 million, down 5.7%, and $10.4 million, down 8.1%, for the three and six months ended June 30, 2002, compared to the same periods in 2001, due primarily to decreased fuel prices and driver hiring and training costs. During the three and six months ended June 30, 2002 the average cost per gallon of fuel was $0.74 and $0.69 per gallon, compared to $0.91 and $0.92 per gallon during the same periods in 2001, resulting in reduced fuel costs of $2.6 million and $6.5 million, respectively. Additionally, driver hiring and training costs were $2.6 million lower during the six months ended June 30, 2002 as the Company needed to hire fewer drivers due to the reduction in bus miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 2.7% and 2.5%, for the three and six months ended June 30, 2002.

Agents' commissions and station costs decreased $2.2 million, down 4.6%, and $4.0 million, down 4.3%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The decrease is primarily due to lower commissions and terminal wages from decreased ticket sales, offset somewhat by increased security costs.

Marketing, advertising and traffic expenses decreased $0.9 million, down 9.7%, and $4.8 million, down 25.9%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. Since September 11, 2001, leisure or discretionary travel in non-peak periods has been soft. As a result management viewed the opportunity to stimulate discretionary travel during the traditionally slow winter travel period as being low, and substantially reduced advertising spending during the first quarter of 2002. However, to support the heavy summer travel period, the Company increased spending in the second quarter of 2002 (albeit still at lower levels than the prior period) and currently expects spending in future quarters to be at levels consistent with the prior year.

Insurance and safety costs increased $5.6 million, up 39.4%, and $9.7 million, up 36.6%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The increase is primarily due to an increase in the cost of excess insurance coverage and a growth in the average cost per claim due principally to medical cost inflation.

General and administrative expenses decreased $6.5 million, down 17.0%, and $5.6 million, down 8.1%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. During the three months ended June 30, 2002, the decrease is attributable to lower incentive plan costs ($4.5 million) due to the Company's reduced financial performance, lower pension costs ($1.8 million) as the second quarter of 2001 included a year-to-date adjustment, a decrease in management fees ($0.9 million) charged by the Company's parent, Laidlaw Inc., offset somewhat by higher health and welfare costs ($1.2 million) due principally to medical cost inflation. During the six months ended June 30, 2002, the decrease is due to lower incentive plan costs ($5.1 million) and a decrease in management fees ($1.7 million), offset somewhat by higher health and welfare costs ($1.4 million).

Depreciation and amortization expenses increased $0.6 million, up 4.7%, and $1.6 million, up 6.9%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals, offset by a decrease in goodwill and trademark amortization.

Operating taxes and licenses expense decreased $0.4 million, down 2.8%, and $1.0 million, down 3.3%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. The decrease is due to lower payroll taxes resulting from decreased wages.

Operating rents increased $7.5 million, up 58.5%, and $6.6 million, up 19.7%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. This is due to the settlement of the Port Authority license agreement in June 2001 that resulted in a reduction to operating rents of approximately $7.5 million in the second quarter of 2001.

Food services cost of goods sold decreased $0.5 million, down 6.6%, and $0.9 million, down 6.2%, for the three and six months ended June 30, 2002, compared to the same periods in 2001. This is primarily due to the decrease in food services revenues related to decreased passenger counts.

Other operating expenses decreased $0.3 million, down 25.5%, and $1.3 million, down 49.9% for the three and six months ended June 30, 2002, compared to the same periods in 2001. The decrease for the three and six months ended June 30, 2002 is principally due to losses on disposals of property plant and equipment in 2001 compared to small gains recorded in 2002.

Interest expense decreased $0.9 million, down 12.4%, and $1.5 million, down 9.7%, for the three and six months ended June 30, 2002, compared to the same periods in 2001, due to a decrease in the average debt outstanding and a decrease in interest rates.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" and, as a result, recorded a non-cash charge of $37.6 million (after tax) as a cumulative effect of a change in accounting principle. See Note 2 to the Interim Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of June 30, 2002, the Company had outstanding borrowings under the Revolving Credit Facility of $42.7 million, issued letters of credit of $26.9 million and availability of $55.4 million. In July 2002, the Company amended the Revolving Credit Facility to extend the maturity date one year, to October 24, 2004.

Net cash provided by operating activities for the six months ended June 30, 2002 was $25.4 million, an increase of $20.5 million compared to $4.9 million provided by operating activities during the same period of 2001. The principal reason for the increase is an increase in claims liabilities under the Company's self-insurance program. Net cash used for investing activities for the six months ended June 30, 2001 was $18.2 million compared to $17.7 million net cash used for investing during the same period in 2001. The $0.5 million change is principally due to a slight increase in net capital expenditures compared to the same period in 2001. Net cash used by financing activities for the six months ended June 30, 2002 was $20.1 million as compared to net cash provided by financing activities of $12.1 million during the same period in 2001. The $32.2 million difference is principally due to the pay down of the Revolving Credit Facility from the increased operating cash flow and reduction of cash balances.


GOLDEN STATE INDICTMENT

In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses. On July 2, 2002, the restraining order was lifted entirely as to Golden State's bank accounts and future cash receipts.

Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

Greyhound has a 51.4% ownership interest in Golden State and, at June 30, 2002, the Company's investment in Golden State totaled $2.5 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses and the Company has a receivable of approximately $1.0 million due from Golden State. As of the date of this report these buses are subject to $12.1 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.


POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $73 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $91 million, while a 10% return results in estimated contributions over the next five years of $64 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to changing credit markets and the uncertainty surrounding the outcome of the Laidlaw Inc. reorganization proceedings; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2001 Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTION OF DIRECTORS

On April 9, 2002, by written consent in lieu of an annual meeting of shareholders, Laidlaw Transportation, Inc., the holder of all of the voting securities of the Company re-elected John R. Grainger as the sole member of the Board of Directors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.19 Amendment Number Two to Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated July 24, 2002

10.20 Amendment Number Three to Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated July 26, 2002

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2002
                                        GREYHOUND LINES, INC.

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer


                                        ATLANTIC GREYHOUND LINES OF
                                        VIRGINIA, INC.

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer


                                        GLI HOLDING COMPANY

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer


                                        GREYHOUND de MEXICO, S.A. de C.V.

                                        By:       /s/ Cheryl W. Farmer
                                        ---------------------------------------
                                            Cheryl W. Farmer
                                            Examiner


                                        SISTEMA INTERNACIONAL de
                                        TRANSPORTE de AUTOBUSES, INC.

                                        By:       /s/ Cheryl W. Farmer
                                        ---------------------------------------
                                            Cheryl W. Farmer
                                            Senior Vice President and Chief
                                            Financial Officer


                                        TEXAS, NEW MEXICO & OKLAHOMA
                                        COACHES, INC.

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer


                                        T.N.M. & O. TOURS, INC.

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer


                                        VERMONT TRANSIT CO., INC.

                                        By:      /s/ Jeffrey W. Sanders
                                        ---------------------------------------
                                            Jeffrey W. Sanders
                                            Senior Vice President and Chief
                                            Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
10.19    Amendment Number Two to Loan and Security Agreement among Greyhound
         Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated July 24, 2002

10.20    Amendment Number Three to Loan and Security Agreement among Greyhound
         Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated July 26, 2002

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.